Form 10-Q
period 1996-06-30
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1996-08-14
CIK 837752

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ___________

                      Commission File number  33-11773-04


                  SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
           (Exact name of registrant as specified in its charter)


                 TEXAS                                           76-0247812
(State or other jurisdiction of organization)    (I.R.S. Employer Identification No.)


                       16825 NORTHCHASE DRIVE, SUITE 400
                              HOUSTON, TEXAS 77060
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713)874-2700
              (Registrant's telephone number, including area code)

                                      NONE
           (Former name, former address and former fiscal year, if
                         changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ----        ----

                   SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.

                                     INDEX



PART I.    FINANCIAL INFORMATION                                                                      PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                        5

            Notes to Financial Statements                                                               6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                                7

PART II.    OTHER INFORMATION                                                                           9


SIGNATURES                                                                                             10

                   SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS



                                                                              JUNE 30,          DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------      --------------
                                                                            (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,928      $        1,832
     Oil and gas sales receivable                                                 208,310             157,715
                                                                          ---------------      --------------
          Total Current Assets                                                    210,238             159,547
                                                                          ---------------      --------------
Gas Imbalance Receivable                                                            3,953              16,895
                                                                          ---------------      --------------

Oil and Gas Properties, using full cost
     accounting                                                                10,204,910          10,255,280
Less-Accumulated depreciation, depletion
     and amortization                                                          (8,266,559)         (8,144,231)
                                                                          ---------------      --------------
                                                                                1,938,351           2,111,049
                                                                          ---------------      --------------
                                                                          $     2,152,542      $    2,287,491
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities                             $       351,833      $      483,159
     Current portion of note payable                                                   --              26,103
                                                                          ---------------      --------------
          Total Current Liabilities                                               351,833             509,262
                                                                          ---------------      --------------

Deferred Revenues                                                                  35,775              38,692

Partners' Capital                                                               1,764,934           1,739,537
                                                                          ---------------      --------------
                                                                          $     2,152,542      $    2,287,491
                                                                          ===============      ==============




                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                            -------------------------------   -------------------------------
                                                  1996             1995             1996             1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Oil and gas sales                        $      217,565   $      177,977   $      443,538   $      373,525
   Interest income                                      49               75               57               81
   Other                                             2,096            1,392            3,921            2,736
                                            --------------   --------------   --------------   --------------
                                                   219,710          179,444          447,516          376,342
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Lease operating                                  78,287           80,657          158,104          176,621
   Production taxes                                  9,255            9,593           18,437           19,266
   Depreciation, depletion
      and amortization -
        Normal provision                            65,153           77,122          122,328          160,243
        Additional provision                            --          104,590               --          199,688
   General and administrative                       24,366           16,438           48,753           34,217
   Interest expense                                  4,619            9,090           11,519           11,454
                                            --------------   --------------   --------------   --------------
                                                   181,680          297,490          359,141          601,489
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $       38,030   $     (118,046)  $       88,375   $     (225,147)
                                            ==============   ==============   ==============   ==============

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $          .35   $        (1.10)  $          .82   $        (2.10)
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                             --------------------------------------
                                                                                  1996                   1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $       88,375         $      (225,147)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                      122,328                 359,931
      Change in gas imbalance receivable
          and deferred revenues                                                      10,025                     887
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                         (50,595)                  2,069
        Increase (decrease) in accounts payable
          and accrued liabilities                                                  (131,326)                (14,331)
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                            38,807                 123,409
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                             (43,320)                (16,461)
    Proceeds from sales of oil and gas properties                                    93,690                     744
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                            50,370                 (15,717)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (62,978)                (61,377)
    Payments on note payable                                                        (26,103)                (46,130)
                                                                             --------------         ---------------
      Net cash provided by (used in) financing activities                           (89,081)               (107,507)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     96                     185
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,832                   1,370
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,928         $         1,555
                                                                             ==============         ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $       12,175         $        12,411
                                                                             ==============         ===============





                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)      GENERAL INFORMATION -

                 The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)      GAS IMBALANCES -

                 The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(3)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

                 The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk.
         This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

(4)      FAIR VALUE OF FINANCIAL INSTRUMENTS -

                 The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                   SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



GENERAL

      The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and result of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has completed acquisition of producing oil and gas properties, expending all of limited partners' commitments available for property acquisitions.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $39,587 or 22 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 60 percent or $.96/MCF and in oil prices of 19 percent or $2.73/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production decreased 20 percent and 15 percent, respectively, when compared to second quarter 1995 production volumes, partially offsetting the effect of the increased gas and oil prices.

      Associated depreciation expense decreased 16 percent or $11,969.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1995 for $104,590 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $70,013 or 19 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 47 percent or $.77/MCF and in oil prices of 21 percent or $2.90/BBL were major contributing factors to the increased revenues for the period. Also, current period gas production decreased 19 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

     Associated depreciation expense decreased 24 percent or $37,915.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 for $199,688 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

     During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                   SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                          PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SWIFT ENERGY INCOME
                                            PARTNERS 1988-A, LTD.
                                            (Registrant)

                                  By:       SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 9, 1996          By:       /s/ John R. Alden
          --------------                    -----------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 9, 1996          By:       /s/ Alton D. Heckaman, Jr.
          ---------------                    ----------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- - -------                           -----------
  27             Financial Data Schedule