Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1996-11-08
CIK 837752

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______________ TO_______________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                                           7

PART II.    OTHER INFORMATION                                                                                      9


SIGNATURES                                                                                                         10

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,       December 31,
                                                                                            1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)

         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,952       $        1,832
              Oil and gas sales receivable                                                    161,360              157,715
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       163,312              159,547
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                               3,851               16,895
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                   10,185,956           10,255,280
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,325,411)          (8,144,231)
                                                                                       ---------------     ----------------
                                                                                            1,860,545            2,111,049
                                                                                       ---------------     ----------------
                                                                                       $    2,027,708       $    2,287,491
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      275,280       $      483,159
              Current portion of note payable                                                      --               26,103
                                                                                       ---------------     ----------------
                   Total Current Liabilities                                                  275,280              509,262
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     36,022               38,692

         Partners' Capital                                                                  1,716,406            1,739,537
                                                                                       ---------------     ----------------
                                                                                       $    2,027,708       $    2,287,491
                                                                                       ===============     ================



                       See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended                Nine Months Ended
                                                               September 30,               September 30,
                                              ---------------------------------  ---------------------------------
                                                       1996              1995            1996              1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       168,902   $       174,254  $       612,440   $       547,779
   Interest income                                         24                43               81               124
   Other                                                1,485             1,070            5,406             3,806
                                              ---------------   ---------------  ---------------   ---------------
                                                      170,411           175,367          617,927           551,709
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     79,176            78,616          237,280           255,236
   Production taxes                                     7,542             9,774           25,979            29,039
   Depreciation, depletion
      and amortization -
        Normal provision                               58,852            73,781          181,180           234,024
        Additional provision                               --            50,926               --           250,614
   General and administrative                          20,230            29,365           68,983            63,582
   Interest expense                                     2,063             6,575           13,582            18,030
                                              ---------------   ---------------  ---------------   ---------------
                                                      167,863           249,037          527,004           850,525
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         2,548   $       (73,670) $        90,923   $      (298,816)
                                              ===============   ===============  ===============   ===============



Limited Partners' Net Income (loss)
   Per Unit                                   $           .02   $          (.69) $           .85   $         (2.78)
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1996                    1995
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       90,923          $      (298,816)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         181,180                  484,638
      Change in gas imbalance receivable
         and deferred revenues                                                          10,374                      594
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (3,645)                   5,973
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (207,879)                  25,619
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      70,953                  218,008
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (60,998)                 (54,786)
    Proceeds of sales from oil and gas properties                                      130,322                      744
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      69,324                  (54,042)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (114,054)                 (94,454)
    Payments on note payable                                                           (26,103)                 (69,195)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (140,157)                (163,649)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       120                      317
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,832                    1,370
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,952          $         1,687
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       14,238          $         7,011
                                                                               ===============          ===============


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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has completed acquisition of producing oil and gas properties, expending all of the limited partners' commitments available for property acquisitions.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      Oil and gas sales declined $5,352 or 3 percent in the third quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 34 percent in gas production and 35 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 43 percent or $.70/MCF and 51 percent or $6.81/BBL, respectively, partially offsetting the revenue declines.

      Associated depreciation expense decreased 20 percent or $14,929.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $50,926 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      Oil and gas sales increased $64,661 or 12 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 46 percent or $.75/MCF and in oil prices of 28 percent or $3.82/BBL were major contributing factors to the increased revenues for the period. Also, current period gas production decreased 24 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 20 percent or $14,929.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $250,614 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1988-A, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer