Form 10-Q
period 1997-03-31
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1997-05-12
CIK 837752

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________________ to_________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                  3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                7

PART II.    OTHER INFORMATION                                           8


SIGNATURES                                                              9

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS


                                                                                            March 31,         December 31,
                                                                                              1997                1996
                                                                                      ---------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,000       $        1,993
              Oil and gas sales receivable                                                    215,373              169,919
                                                                                       --------------       --------------
                   Total Current Assets                                                       216,373              171,912
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                               9,363                9,363
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   10,172,851           10,166,768
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,430,075)          (8,370,458)
                                                                                       --------------       --------------
                                                                                            1,742,776            1,796,310
                                                                                       --------------       --------------
                                                                                       $    1,968,512       $    1,977,585
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      230,030       $      256,404
                                                                                       --------------       --------------

         Deferred Revenues                                                                     35,816               35,816

         Partners' Capital                                                                  1,702,666            1,685,365
                                                                                       --------------       --------------
                                                                                       $    1,968,512       $    1,977,585
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------
                                                                                        1997             1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       225,095   $       225,974
             Interest income                                                                   9                 9
             Other                                                                         1,023             1,825
                                                                                 ---------------   ---------------
                                                                                         226,127           227,808
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              68,076            79,817
             Production taxes                                                              9,722             9,182
             Depreciation, depletion
               and amortization                                                           59,617            57,175
             General and administrative                                                   23,612            24,390
             Interest expense                                                              1,236             6,900
                                                                                 ---------------   ---------------
                                                                                         162,263           177,464
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        63,864   $        50,344
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .59
                                              ===============
         March 31, 1996                       $           .47
                                               ==============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                       1997                  1996
                                                                                -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         63,864        $        50,344
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            59,617                 57,175
      Change in gas imbalance receivable
          and deferred revenues                                                               --                 (2,700)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (45,454)               (59,077)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        (26,374)                37,766
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                        51,653                 83,508
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (6,083)               (29,655)
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (46,563)               (27,703)
    Payment on notes payable                                                                  --                (26,103)
                                                                                ----------------         --------------
               Net cash provided by (used in) financing activities                       (46,563)               (53,806)
                                                                                ----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (993)                    47
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,993                  1,832
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,000        $         1,879
                                                                                ================        ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          1,236        $         7,556
                                                                                ================        ===============


                 See accompanying notes to financial statements

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Results of Operations

      Oil and gas sales declined a slight 1 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to decreased gas and oil production. Gas production decreased 28 percent and oil production declined 53 percent. The decrease in production had a significant impact on partnership performance. Production declines were partially offset by an increase in gas prices of 55 percent, or $1.25/MCF and in oil prices of 10 percent or $1.67/BBL when compared to first quarter 1996 prices.

      Associated depreciation expense decreased 4 percent or $2,442.

      The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $162,767. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                            SWIFT ENERGY INCOME
                                            PARTNERS 1988-A, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:     May 5, 1997            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1997            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer