Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1997-08-11
CIK 837752

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                               PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                 5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         7

PART II.    OTHER INFORMATION                                                                    9


SIGNATURES                                                                                      10

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS


                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      273,827       $        1,993
              Oil and gas sales receivable                                                    132,777              169,919
                                                                                       --------------      ---------------
                   Total Current Assets                                                       406,604              171,912
                                                                                       --------------      ---------------

         Gas Imbalance Receivable                                                               8,427                9,363
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,795,396           10,166,768
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,477,558)          (8,370,458)
                                                                                       --------------       --------------
                                                                                            1,317,838            1,796,310
                                                                                       --------------       --------------
                                                                                       $    1,732,869       $    1,977,585
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       71,225       $      256,404
                                                                                       --------------       --------------

         Deferred Revenues                                                                     36,652               35,816

         Partners' Capital                                                                  1,624,992            1,685,365
                                                                                       --------------       --------------
                                                                                       $    1,732,869       $    1,977,585
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996             1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       110,186   $       217,565  $       335,281   $       443,538
   Interest income                                      1,543                49            1,552                57
   Other                                                  726             2,096            1,749             3,921
                                              ---------------   ---------------  ---------------   ---------------
                                                      112,455           219,710          338,582           447,516
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     48,765            78,287          116,841           158,104
   Production taxes                                     3,557             9,255           13,279            18,437
   Depreciation, depletion
      and amortization                                 47,483            65,153          107,100           122,328
   General and administrative                          24,153            24,366           47,764            48,753
   Interest expense                                        --             4,619            1,236            11,519
                                              ---------------   ---------------  ---------------   ---------------
                                                      123,958           181,680          286,220           359,141
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (11,503)  $        38,030  $        52,362   $        88,375
                                              ===============   ===============  ===============   ===============


Limited Partners' net income (loss)
   per unit                                   $          (.11)  $           .35  $           .49   $           .82
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                ----------------------------------------
                                                                                      1997                     1996
                                                                                --------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       52,362          $        88,375
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         107,100                  122,328
      Change in gas imbalance receivable
          and deferred revenues                                                          1,772                   10,025
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             37,142                  (50,595)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (185,179)                (131,326)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               13,197                   38,807
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (12,532)                 (43,320)
    Proceeds from sales of oil and gas properties                                      383,904                   93,690
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                              371,372                   50,370
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (112,735)                 (62,978)
    Payments on note payable                                                                --                  (26,103)
                                                                                --------------          ---------------
      Net cash provided by (used in) financing activities                             (112,735)                 (89,081)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   271,834                       96
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,993                    1,832
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      273,827          $         1,928
                                                                                ==============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        1,236          $        12,175
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $107,379 or 49 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 35 percent in gas production and 42 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 23 percent or $.60/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 27 percent or $17,670.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $108,257 or 24 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 31 percent in gas production and 48 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 17 percent or $.40/MCF partially offset the production declines.

      Associated depreciation expense declined 12 percent or $15,228.

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


                                              SWIFT ENERGY INCOME
                                              PARTNERS 1988-A, LTD.
                                              (Registrant)

                                   By:        SWIFT ENERGY COMPANY
                                              Managing General Partner

Date:     August 4, 1997           By:        /s/ John R. Alden
          --------------                      ---------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     August 4, 1997           By:        /s/ Alton D. Heckaman, Jr.
          --------------                      ---------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer