Form 10-Q/A
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1997-08-14
CIK 837752

                            AMENDMENT #1 TO FORM 10-Q





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

     For the transition period from ________________ to __________________

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

Yes  X      No
    ---       ---

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

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer