Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1997-11-12
CIK 837752

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

  Balance Sheets

      - September 30, 1997 and December 31, 1996                                     3

  Statements of Operations

      - Three month and nine month periods ended September 30, 1997 and 1996         4

  Statements of Cash Flows

      - Nine month periods ended September 30, 1997 and 1996                         5

  Notes to Financial Statements                                                      6

ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             7

PART II.    OTHER INFORMATION                                                        9


SIGNATURES                                                                          10

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      236,767       $        1,993
              Oil and gas sales receivable                                                    141,808              169,919
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       378,575              171,912
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                               7,815                9,363
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,800,596           10,166,768
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,519,715)          (8,370,458)
                                                                                       ---------------     ----------------
                                                                                            1,280,881            1,796,310
                                                                                       ---------------     ----------------
                                                                                       $    1,667,271       $    1,977,585
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       55,673       $      256,404
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     38,841               35,816

         Partners' Capital                                                                  1,572,757            1,685,365
                                                                                       ---------------     ----------------
                                                                                       $    1,667,271       $    1,977,585
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       113,136   $       168,902  $       448,417   $       612,440
   Interest income                                      3,163                24            4,715                81
   Other                                                  501             1,485            2,250             5,406
                                              ---------------   ---------------  ---------------   ---------------
                                                      116,800           170,411          455,382           617,927
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     34,289            79,176          151,130           237,280
   Production taxes                                     5,644             7,542           18,923            25,979
   Depreciation, depletion
      and amortization                                 42,157            58,852          149,257           181,180
   General and administrative                          22,349            20,230           70,114            68,983
   Interest expense                                        --             2,063            1,236            13,582
                                              ---------------   ---------------  ---------------   ---------------
                                                      104,439           167,863          390,660           527,004
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        12,361   $         2,548  $        64,722   $        90,923
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .12   $           .02  $           .60   $           .85
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       64,722          $        90,923
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         149,257                  181,180
      Change in gas imbalance receivable
         and deferred revenues                                                           4,573                   10,374
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             28,111                   (3,645)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (200,731)                (207,879)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      45,932                   70,953
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (17,732)                 (60,998)
    Proceeds of sales from oil and gas properties                                      383,904                  130,322
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     366,172                   69,324
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (177,330)                (114,054)
    Payments on note payable                                                                --                  (26,103)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (177,330)                (140,157)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   234,774                      120
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,993                    1,832
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      236,767          $         1,952
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        1,236          $        14,238
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $55,766 or 33 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 29 percent in gas production and 41 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 43 percent or $8.70/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 28 percent or $16,695.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $164,024 or 27 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 30 percent in gas production and 47 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 14 percent or $.33/MCF partially offset the production declines.

      Associated depreciation expense declined 18 percent or $31,923.

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


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                --------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                --------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer