Form 10-Q
period 1998-03-31
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1998-05-14
CIK 837752

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                  3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                7

PART II.    OTHER INFORMATION                                           9


SIGNATURES                                                              10

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      222,596       $      259,688
              Oil and gas sales receivable                                                    390,007              133,502
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       612,603              393,190
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                               6,712                7,164
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,531,747            9,791,171
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,590,663)          (8,559,288)
                                                                                       ---------------     ----------------
                                                                                              941,084            1,231,883
                                                                                       ---------------     ----------------
                                                                                       $    1,560,399       $    1,632,237
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       71,099       $       54,029
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     38,208               38,404

         Limited Partners' Capital (107,396.06 Limited Partnership Units;
                                    $100 per unit)                                          1,429,341            1,506,632
         General Partners' Capital                                                             21,751               33,172
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,451,092            1,539,804
                                                                                       ---------------     ----------------
                                                                                       $    1,560,399       $    1,632,237
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------
                                                                                        1998             1997
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        78,470   $       225,095
             Interest income                                                               3,015                 9
             Other                                                                           526             1,023
                                                                                 ---------------   ---------------
                                                                                          82,011           226,127
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              28,693            68,076
             Production taxes                                                              1,873             9,722
             Depreciation, depletion
               and amortization                                                           31,375            59,617
             General and administrative                                                   28,559            23,612
             Interest expense                                                                 --             1,236
                                                                                 ---------------   ---------------
                                                                                          90,500           162,263
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (8,489)  $        63,864
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $          (.08)
                                              ===============
         March 31, 1997                       $           .59
                                               ==============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                       1998                  1997
                                                                                -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (8,489)       $        63,864
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            31,375                 59,617
      Change in gas imbalance receivable
          and deferred revenues                                                              256                     --
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (256,505)               (45,454)
        Increase (decrease) in accounts payable                                           17,070                (26,374)
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                      (216,293)                51,653
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (2,892)                (6,083)
    Proceeds from sales of oil and gas properties                                        262,316                     --
                                                                                ----------------         --------------
                Net cash provided by (used in) investing activities                      259,424                 (6,083)
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (80,223)               (46,563)
                                                                                ----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (37,092)                  (993)
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         259,688                  1,993
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        222,596        $         1,000
                                                                                ================        ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $         1,236
                                                                                ================        ===============


                 See accompanying notes to financial statements

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Gas Imbalances -

                  The Partnership recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different than the Partnership's ownership share in a given period. If the Partnership's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Partnership's ownership share of production exceeds sales.

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

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(216,293) and $51,653 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $80,223 and $46,563 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners to fund capital requirements. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales declined $146,625 or 65 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 47 percent or $1.67/MCF and in oil prices of 44 percent or $8.10/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 40 percent and 31 percent, respectively, when compared to first quarter 1997 production volumes, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

         Associated depreciation expense decreased 47 percent or $28,242 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $162,767. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation

         During 1998, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1998            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1998            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer