Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1998-08-13
CIK 837752

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                 3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997      4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                      5

            Notes to Financial Statements                                             6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              7

PART II.    OTHER INFORMATION                                                         9


SIGNATURES                                                                           10

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      391,523       $      259,688
              Oil and gas sales receivable                                                     92,782              133,502
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        484,305              393,190
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                               6,452                7,164
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,581,903            9,791,171
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,617,836)          (8,559,288)
                                                                                       ---------------     ----------------
                                                                                              964,067            1,231,883
                                                                                       ---------------     ----------------
                                                                                       $    1,454,824       $    1,632,237
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       41,720       $       54,029
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     37,160               38,404

         Limited Partners' Capital (107,396.06 Limited Partnership Units;
                                   $100 per unit)                                           1,363,917            1,506,632
         General Partners' Capital                                                             12,027               33,172
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,375,944            1,539,804
                                                                                       ---------------     ----------------
                                                                                       $    1,454,824       $    1,632,237
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        63,116   $       110,186  $       141,586   $       335,281
   Interest income                                      4,825             1,543            7,840             1,552
   Other                                                  644               726            1,170             1,749
                                              ---------------   ---------------  ---------------   ---------------
                                                       68,585           112,455          150,596           338,582
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     22,624            48,765           51,317           116,841
   Production taxes                                     2,682             3,557            4,555            13,279
   Depreciation, depletion
      and amortization                                 27,173            47,483           58,548           107,100
   General and administrative                          20,899            24,153           49,458            47,764
   Interest expense                                        --                --               --             1,236
                                              ---------------   ---------------  ---------------   ---------------
                                                       73,378           123,958          163,878           286,220
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (4,793)  $       (11,503) $       (13,282)  $        52,362
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.04)  $          (.11) $          (.12)  $           .49
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (13,282)         $        52,362
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          58,548                  107,100
      Change in gas imbalance receivable
          and deferred revenues                                                           (532)                   1,772
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             40,720                   37,142
        Increase (decrease) in accounts payable                                        (12,309)                (185,179)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               73,145                   13,197
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (53,048)                 (12,532)
    Proceeds from sales of oil and gas properties                                      262,316                  383,904
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              209,268                  371,372
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (150,578)                (112,735)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   131,835                  271,834
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       259,688                    1,993
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      391,523          $       273,827
                                                                               ===============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         1,236
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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $73,145 and $13,197 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $262,316 and $383,904 for the six months ended June 30, 1998 and 1997, respectively. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $150,578 and $112,735 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $47,070 or 43 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 44 percent and oil production declined 9 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 42 percent or $6.68/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 9 percent or $.18/MCF when compared to second quarter 1997 prices.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 43 percent or $20,310 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $193,695 or 58 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 30 percent or $.84/MCF and in oil prices of 44 percent or $7.51/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 42 percent and 20 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes.

      Associated depreciation expense decreased 45 percent or $48,552 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998
          --------------                 ---------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ---------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer