Form 10-Q
period 1998-09-30
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1998-11-13
CIK 837752

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                              PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1998 and December 31, 1997                                      3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1998 and 1997          4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1998 and 1997                          5

            Notes to Financial Statements                                                       6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                        8

PART II.    OTHER INFORMATION                                                                  10


SIGNATURES                                                                                     11

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      328,983       $      259,688
              Oil and gas sales receivable                                                    111,375              133,502
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        440,358              393,190
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                               6,452                7,164
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,594,308            9,791,171
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,755,925)          (8,559,288)
                                                                                       ---------------     ----------------
                                                                                              838,383            1,231,883
                                                                                       ---------------     ----------------
                                                                                       $    1,285,193       $    1,632,237
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       49,424       $       54,029
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     36,582               38,404

         Limited Partners' Capital (107,396.06 Limited Partnership Units;
                                   $100 per unit)                                           1,187,949            1,506,632
         General Partners' Capital                                                             11,238               33,172
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,199,187            1,539,804
                                                                                       ---------------     ----------------
                                                                                       $    1,285,193       $    1,632,237
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997               1998             1997
                                              ----------------  ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        50,922   $       113,136  $       192,508   $       448,417
   Interest income                                      4,583             3,163           12,423             4,715
   Other                                                  565               501            1,735             2,250
                                              ---------------   ---------------  ---------------   ---------------
                                                       56,070           116,800          206,666           455,382
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     23,666            34,289           74,984           151,130
   Production taxes                                     1,867             5,644            6,423            18,923
   Depreciation, depletion
      and amortization -
        Normal                                         25,798            42,157           84,346           149,257
        Additonal                                     112,291                --          112,291                --
   General and administrative                          13,702            22,349           63,158            70,114
   Interest expense                                        --                --               --             1,236
                                              ---------------   ---------------  ---------------   ---------------
                                                      177,324           104,439          341,202           390,660
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (121,254)  $        12,361  $      (134,536)  $        64,722
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $         (1.13)  $           .12  $         (1.25)  $           .60
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (134,536)         $        64,722
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         196,637                  149,257
      Change in gas imbalance receivable
         and deferred revenues                                                          (1,110)                   4,573
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             22,127                   28,111
        Increase (decrease) in accounts payable                                         (4,605)                (200,731)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      78,513                   45,932
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (65,453)                 (17,732)
    Proceeds of sales from oil and gas properties                                      262,316                  383,904
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     196,863                  366,172
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (206,081)                (177,330)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    69,295                  234,774
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       259,688                    1,993
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      328,983          $       236,767
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $        14,238
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

(5)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the year 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership Year 2000 compliant. These steps include upgrading, testing and certifying computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during the year to address the Year 2000 issue to ensure that all of its business systems are Year 2000 compliant by mid-1999 with mission critical systems projected to be compliant by the end of 1998.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase will be conducted as the software is updated or certified and is expected to be complete by mid-1999.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase in the next nine months. The Partnership's share of this cost is expected to be insignificant.

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or a failure of, certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. The Managing General Partner is uncertain, however, as to the impact that the Year 2000 issue will have on field operations or as to how the Managing General Partner or the Partnership will be indirectly affected by the impact that the Year 2000 issue will have on companies with which it conducts business. For example, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner plans to contact its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be Year 2000 compliant and whether they will be able to resolve in a timely manner any Year 2000 problems. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $78,513 and $45,932 for the nine months ended September 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $262,316 and $383,904 for the nine months ended September 30, 1998 and 1997, respectively. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $206,081 and $177,330 for the nine months ended September 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1998 (current quarter) when compared to the quarter ended September 30, 1997 (corresponding quarter), and for the nine months ended September 30, 1998 (current period), when compared to the nine months ended September 30, 1997 (corresponding period).

Three Months Ended September 30, 1998 and 1997

      Oil and gas sales declined $62,214 or 55 percent in the third quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas production. Gas production decreased 45 percent. The decrease in gas production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 and early 1998 had an impact on 1998 partnership production volumes. Also, current quarter gas and oil prices declined 19 percent or $.47/MCF and 37 percent or $4.28/BBL, respectively, further contributing to decreased revenues. Corresponding operting expenses declined 31 percent in the third quarter of 1998 when compared to the third quarter of 1997.

      Associated depreciation expense decreased 39 percent or $16,359 in 1998 when compared to third quarter 1997, also related to the decline in production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1998 for $112,291 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

Nine Months Ended September 30, 1998 and 1997

      Oil and gas sales declined $255,909 or 57 percent in the first nine months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 27 percent or $.73/MCF and in oil prices of 43 percent or $6.79/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 43 percent and 16 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in 1997 and early 1998 had an impact on 1998 partnership production volumes. Corresponding operating expenses for the first nine months of 1998 decreased 50 percent when compared to the same period in 1997.

      Associated depreciation expense decreased 43 percent or $64,911 in 1998 compared to the first nine months of 1997, also related to the decline in production volumes.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1998 for $112,291 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                          SWIFT ENERGY INCOME
                                          PARTNERS 1988-A, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner


Date:  November 4, 1998        By:        /s/ John R. Alden
       ----------------                   --------------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:  November 4, 1998        By:        /s/ Alton D. Heckaman, Jr.
       ----------------                   --------------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer