Form 10-K405
period 1998-12-31
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1999-03-24
CIK 837752

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                          Incorporated as to

    Registration Statement No. 33-11773             Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.

ITEM NO.                         PART I                                  PAGE
   1         Business                                                     I-1
   2         Properties                                                   I-4
   3         Legal Proceedings                                            I-6
   4         Submission of Matters to a Vote of
               Security Holders                                           I-6


                                 PART II

   5         Market Price of and Distributions on the
               Registrant's Units and Related Limited
               Partner Matters                                           II-1
   6         Selected Financial Data                                     II-2
   7         Management's Discussion and Analysis of
               Financial Condition and Results of Operations             II-2
   8         Financial Statements and Supplementary Data                 II-4
   9         Disagreements on Accounting and Financial
               Disclosure                                                II-4


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

         At December 31, 1998, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.


Item 2.  Properties

         As of December 31, 1998, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 66% of the Partnership's value is from the AWP Field in McMullen County, Texas (Bracken acquisition). The wells produce from the Olmos formation.

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


                                                 Net Production
                                       ----------------------------------
                                               For the Years Ended
                                                  December 31,
                                       ----------------------------------
                                         1998        1997          1996
                                       ------       -------       -------
Net Volumes (Equivalent MCFs)          129,357      199,390       294,173

Average Sales Price
   per Equivalent MCF                  $1.91        $2.82         $2.60

Average Production Cost
   per Equivalent MCF
   (includes production taxes)         $0.81        $1.04         $1.14

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                 ----------------------------------------------------------------------
                                         1998                       1997                     1996
                                 --------------------       --------------------   --------------------
                                              Natural                    Natural                Natural
                                   Oil          Gas           Oil          Gas         Oil        Gas
                                 -------     --------       -------     --------   -------   ----------
                                  (BBLS)      (MMCF)         (BBLS)      (MMCF)      (BBLS)      (MMCF)
Proved developed
   reserves at end of year        22,362          776        29,377        1,088      45,689      2,133
                                 -------        -----       -------        -----     -------      -----
Proved reserves
   Balance at beginning
     of year                      45,267        1,256        69,306        2,336     129,910      2,556

   Extensions, discoveries
     and other additions              --           --            --           --          --         --

   Revisions of previous
     estimates                    (4,630)        (112)       (3,492)         (59)     27,281        960

   Sales of minerals in
     place                           (64)        (173)      (15,277)        (853)    (78,839)      (940)

   Production                     (4,586)        (102)       (5,270)        (168)     (9,046)      (240)
                                 -------        -----       -------         ----     -------      -----

   Balance at end of year         35,987          869        45,267        1,256      69,306      2,336
                                 -------        -----       -------        -----     -------      -----


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

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                                              Reserves
                                                          December 31, 1998
                                                       -----------------------

                                                                     Natural             Wells
                                                          Oil          Gas        ------------------
Acquisition                State(s)                     (BBLS)       (MMCF)       Gross         Net
-----------                ---------                    ------       -------      ------      -------
Bracken                    TX                           28,237           490          45        1.456
Potter                     AR, LA, MS,
                           NM, OK, TX                    2,661           359         187        8.742
Norcen Explorer            WY                            5,089            20          29        0.221
                                                        ------         -----         ---       ------
                                                        35,987           869         261       10.419
                                                        ------         -----         ---       ------

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 1,013 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1997 and 1998, the Partnership distributed a total of $206,800 and $214,800, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1998, 1997, 1996, 1995, and 1994, should be read in conjunction with the financial statements included in Item 8:

                                  1998               1997               1996              1995             1994
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     275,793      $     588,934      $     797,491      $      719,977    $   1,014,297
Income (Loss)              $    (301,884)     $      96,037      $     106,525      $     (317,274)   $      (9,177)
Total Assets               $   1,155,051      $   1,632,237      $   1,977,585      $    2,287,491    $   2,733,107
Cash Distributions         $     242,253      $     241,598      $     160,697      $      123,178    $     287,092
Long Term Obligations      $          --      $          --      $          --      $           --    $      26,103
Limited Partners' Net
 Income (Loss) Per Unit    $       (1.73)     $         .85      $         .87      $        (2.65)   $         .04
Limited Partners' Cash
 Distributions Per Unit    $        2.00      $        1.93      $        1.25      $         1.00    $        2.23


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $221,985, $123,696 and $98,449 in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $165,963, $397,403 and $160,026 in 1998, 1997 and 1996, respectively. The
Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $67,601, $21,806 and $71,514 in 1998, 1997 and 1996, respectively. Cash distributions totaled $242,253, $241,598 and $160,697 in 1998, 1997 and 1996, respectively.

         Subject to 1999 market conditions remaining comparable with 1998, the Managing General Partner ("MGP") anticipates an increase in liquidity provided that certain development work scheduled in 1999 is completed successfully. The Partnership plans to spend in the next three years an estimated $114,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 56 percent in 1998 vs. 1997. A decline in the 1998 gas prices received of 29 percent or $.83/MCF had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 32 percent in 1998 as gas prices decreased 29 percent and oil prices declined 45 percent. Also, production volumes decreased 35 percent due to a 39 percent gas production decrease and a 13 percent oil production decline. The decrease in production, due in part to the partnership's sale in early 1998 of the Cotton Plant properties (Broyles acquisition), further contributed to the decreased revenues.

         Production cost per equivalent MCF decreased 22 percent in 1998 compared to 1997 as total production costs decreased 49 percent in 1998.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.


         Associated depreciation expense decreased 39 percent in 1998 when compared to 1997, also related to the decline in production volumes.

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1998 of $271,957 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

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

         During 1999, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1998. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1999, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.


         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999 regarding the directors and executive officers of Swift.

                                           Position(s) with
         Name              Age         Swift and Other Companies
         ----              ---         -------------------------
                                   DIRECTORS

A. Earl Swift              65      Chief Executive Officer and
                                   Chairman of the Board

Virgil N. Swift            70      Executive Vice President - Business
                                   Development, Vice Chairman of the Board

G. Robert Evans            67      Director of Swift; Chairman of the Board,
                                   Material Sciences Corporation;
                                   Director, Consolidated Freightways, Inc.,
                                   Fibreboard  Corporation,   Elco  Industries,
                                   and Old Second Bancorp

Raymond O. Loen            74      Director of Swift; President, R. O. Loen
                                   Company

Henry C. Montgomery        63      Director of Swift; Chairman of the Board,
                                   Montgomery Financial Services Corporation;
                                   Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        50      Director of Swift; President, Somerset
                                   Properties, Inc.

Harold J. Withrow          71      Director of Swift

                                   EXECUTIVE OFFICERS

Terry E. Swift             43      President, Chief Operating Officer

John R. Alden              53      Senior Vice President - Finance,
                                   Chief Financial Officer and Secretary

Bruce H. Vincent           51      Senior Vice President - Funds Management

James M. Kitterman         54      Senior Vice President - Operations

Joe A. D'Amico             50      Senior Vice President- Exploration and
                                   Development

Alton D. Heckaman, Jr.     41      Vice President - Finance and Controller


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

               Balance Sheets as of December 31, 1998 and 1997          IV-3

               Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                      IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1998, 1997 and 1996                      IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                      IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1998 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1988-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1988-A, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1988-A, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                                       ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                               1998                 1997
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      337,782       $      259,688
              Oil and gas sales receivable                                                     62,088              133,502
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        399,870              393,190
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               8,776                7,164
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,692,809            9,791,171
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,946,404)          (8,559,288)
                                                                                       ---------------      ---------------
                                                                                              746,405            1,231,883
                                                                                       ---------------      ---------------
                                                                                       $    1,155,051       $    1,632,237
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      123,545       $       54,029
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     35,839               38,404

         Limited Partners' Capital (107,396.06 Limited Partnership Units;
                                   $100 per unit)                                             990,085            1,506,632
         General Partners' Capital                                                              5,582               33,172
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     995,667            1,539,804
                                                                                       ---------------      ---------------
                                                                                       $    1,155,051       $    1,632,237
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1976 AND 1996


                                                                      1998             1997              1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $       256,716  $       578,280   $       790,957
   Interest income                                                       16,522            7,590               122
   Other                                                                  2,555            3,064             6,412
                                                                ---------------  ---------------   ---------------
                                                                        275,793          588,934           797,491
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                       95,402          180,105           301,157
   Production taxes                                                       9,928           26,544            34,576
   Depreciation, depletion
     and amortization -
        Normal provision                                                115,159          188,830           226,228
        Additional provision                                            271,957               --                --
   General and administrative                                            85,231           96,182           113,412
   Interest expense                                                          --            1,236            15,593
                                                                ---------------  ---------------   ---------------
                                                                        577,677          492,897           690,966
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $      (301,884) $        96,037   $       106,525
                                                                ===============  ===============   ===============


                See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                  Limited           General        Combining
                                                  Partners          Partners       Adjustment             Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                         $     1,527,782   $        48,015  $       163,740     $    1,739,537

Income (Loss)                                          93,006            26,855          (13,336)           106,525

Cash Distributions                                   (134,200)          (26,497)              --           (160,697)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               1,486,588            48,373          150,404          1,685,365
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          90,840            19,597          (14,400)            96,037

Cash Distributions                                   (206,800)          (34,798)              --           (241,598)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                               1,370,628            33,172          136,004          1,539,804
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (185,984)             (137)        (115,763)          (301,884)

Cash Distributions                                   (214,800)          (27,453)              --           (242,253)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $       969,844   $         5,582  $        20,241     $      995,667
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

      1996                                    $           .87
                                              ===============
      1997                                    $           .85
                                              ===============
      1998                                    $         (1.73)
                                              ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                       1998             1997             1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $      (301,884)  $        96,037  $       106,525
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           387,116           188,830          226,228
      Change in gas imbalance receivable
          and deferred revenues                                                           (4,177)            4,787            4,655
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               71,414            36,417          (12,204)
        Increase (decrease) in accounts payable                                           69,516          (202,375)        (226,755)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    221,985           123,696           98,449
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (67,601)          (21,806)         (71,514)
    Proceeds from sales of oil and gas properties                                        165,963           397,403          160,026
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                     98,632           375,597           88,512
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (242,253)         (241,598)        (160,697)
    Payments on note payable                                                                  --                --          (26,103)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                   (242,253)         (241,598)        (186,800)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      78,094           257,695              161
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           259,688             1,993            1,832
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $       337,782   $       259,688  $         1,993
                                                                                 ===============   ===============  ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $            --   $         1,236  $        16,249
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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1998.

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1998, 1997 and 1996.

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                              Year Ended December 31,
                                   --------------------------------------------
                                      1998               1997            1996
                                   ----------          --------         -------
         Acquisition of
           proved properties       $       --        $       --      $       --

         Development                   67,601            21,806          71,514
                                   ----------            ------       ---------
                                   $   67,601        $   21,806      $   71,514
                                   ----------            ------       ---------

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         During 1998 the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $271,957. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998 resulting in a valuation allowance of $167,014. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $268,115  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $268,490 was paid to Swift in 1988 for services performed for the Partnership. During 1998, 1997 and 1996, the Partnership paid Swift $53,985, $53,270 and $72,547 respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1998, 1997 and 1996 was $147,549, $290,229 and $360,753, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1988-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                    -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                    -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                    -----------------------------------
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

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1988-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 12, 1999                  By:      s/b A. Earl Swift
          --------------                     -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     March 12, 1999                  By:      s/b Virgil N. Swift
          --------------                     -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                    -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                    -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                    -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                    -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                    -----------------------------------
                                             Harold J. Withrow
                                             Director