Form 10-Q
period 1999-03-31
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1999-05-10
CIK 837752

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                  3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                8

PART II.    OTHER INFORMATION                                           9


SIGNATURES                                                              10

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS


                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      225,502       $      337,782
              Oil and gas sales receivable                                                    101,466               62,088
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        326,968              399,870
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               8,709                8,776
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,655,984            9,692,809
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,967,381)          (8,946,404)
                                                                                       ---------------      ---------------
                                                                                              688,603              746,405
                                                                                       ---------------      ---------------
                                                                                       $    1,024,280       $    1,155,051
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       47,645       $      123,545
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     35,349               35,839

         Limited Partners' Capital (107,396.06 Limited Partnership Units;
                                   $100 per unit)                                             938,360              990,085
         General Partners' Capital                                                              2,926                5,582
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     941,286              995,667
                                                                                       ---------------      ---------------
                                                                                       $    1,024,280       $    1,155,051
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------
                                                                                        1999             1998
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        45,682   $        78,470
             Interest income                                                               3,395             3,015
             Other                                                                            --               526
                                                                                 ---------------   ---------------
                                                                                          49,077            82,011
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              20,010            28,693
             Production taxes                                                              2,255             1,873
             Depreciation, depletion
               and amortization                                                           20,977            31,375
             General and administrative                                                   28,773            28,559
                                                                                 ---------------   ---------------
                                                                                          72,015            90,500
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (22,938)  $        (8,489)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.21)
                                                 ============
         March 31, 1998                       $          (.08)
                                                 ============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                       1999                  1998
                                                                                -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        (22,938)       $        (8,489)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            20,977                 31,375
      Change in gas imbalance receivable
          and deferred revenues                                                             (423)                   256
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (39,378)              (256,505)
        Increase (decrease) in accounts payable                                          (75,900)                17,070
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                      (117,662)              (216,293)
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (1,206)                (2,892)
    Proceeds from sales of oil and gas properties                                         38,031                262,316
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        36,825                259,424
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (31,443)               (80,223)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (112,280)               (37,092)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         337,782                259,688
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        225,502        $       222,596
                                                                                  ==============         ==============


                 See accompanying notes to financial statements

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash used in operating activities totaled $(117,662) and $(216,293) for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $38,031 and $262,316 for the three months ended March 31, 1999 and 1998, respectively. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $31,443 and $80,223 for the three months ended March 31, 1999 and 1998, respectively.

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

Results of Operations

      Oil and gas sales declined $32,788 or 42 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production. Current quarter gas and oil production declined 36 percent and 17 percent, respectively, when compared to first quarter 1998 production volumes. The production decline was due to the partnership's sale of several properties in the first quarter of 1998. Gas prices decreased slightly to an average $1.76/MCF and oil prices increased 7 percent or $.69 to an average $11.01/BBL for the quarter.

      Corresponding production costs per equivalent MCF increased 9 percent in the first quarter of 1999 compared to the first quarter of 1998, however, total production costs decreased 27 percent, relating to the property sales in the first quarter of 1998.

      Associated depreciation expense decreased 33 percent or $10,398 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1999            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1999            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer