Form 10-Q
period 1999-06-30
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 1999-08-05
CIK 837752

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                                 3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998      4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                      5

            Notes to Financial Statements                                             6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              7

PART II.    OTHER INFORMATION                                                         9


SIGNATURES                                                                           10

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        255,922      $        337,782
     Oil and gas sales receivable                                                      63,065                62,088
                                                                               ---------------       ---------------
          Total Current Assets                                                        318,987               399,870
                                                                               ---------------       ---------------

Gas Imbalance Receivable                                                                8,709                 8,776
                                                                               ---------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                                     9,640,472             9,692,809
Less-Accumulated depreciation, depletion
     and amortization                                                              (8,984,566)           (8,946,404)
                                                                               ---------------       ---------------
                                                                                      655,906               746,405
                                                                               ===============       ===============
                                                                             $        983,602      $      1,155,051
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $         38,318      $        123,545
                                                                               ---------------       ---------------

Deferred Revenues                                                                      35,349                35,839

Limited Partners' Capital (107,396.06 Limited Partnership
                          Units; $100 per unit)                                       906,159               990,085
General Partners' Capital                                                               3,776                 5,582
                                                                               ---------------       ---------------
          Total Partners' Capital                                                     909,935               995,667
                                                                               ===============       ===============
                                                                             $        983,602      $      1,155,051
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Oil and gas sales                    $         54,329    $        63,116      $        100,011   $        141,586
     Interest income                                 2,685              4,825                 6,080              7,840
     Other                                              --                644                    --              1,170
                                             --------------     --------------        --------------     --------------
                                                    57,014             68,585               106,091            150,596
                                             --------------     --------------        --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                20,371             22,624                40,381             51,317
     Production taxes                                2,924              2,682                 5,179              4,555
     Depreciation, depletion
          and amortization                          17,185             27,173                38,162             58,548
     General and administrative                     21,085             20,899                49,857             49,458
                                             --------------     --------------        --------------     --------------
                                                    61,565             73,378               133,579            163,878
                                             ==============     ==============        ==============     ==============
NET INCOME (LOSS)                         $         (4,551)   $        (4,793)     $        (27,488)  $        (13,282)
                                             ==============     ==============        ==============     ==============




Limited Partners' net income (loss)
     per unit                             $          (0.05)   $         (0.04)     $          (0.26)  $          (0.12)
                                             ==============     ==============        ==============     ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $       (27,488)      $        (13,282)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                        38,162                 58,548
          Change in gas imbalance receivable
               and deferred revenues                                                        (423)                  (532)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                          (977)                40,720
               Increase (decrease) in accounts payable                                   (85,227)               (12,309)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                            (75,953)                73,145
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                  (5,632)               (53,048)
     Proceeds from sales of oil and gas properties                                        57,969                262,316
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                             52,337                209,268
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                      (58,244)              (150,578)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (81,860)               131,835
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         337,782                259,688
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       255,922      $         391,523
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

(5)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(75,953) and $73,145 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $57,696 and $262,316 for the six months ended June 30, 1999 and 1998, respectively. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $58,244 and $150,578 for the six months ended June 30, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $8,787 or 14 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 31 percent and 33 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of several properties in 1998 and the first six months of 1999 had an impact on the partnership's production decline. Oil prices increased 58 percent or $5.36/BBL to an average of $14.57/BBL and gas prices increased 20 percent or $.42/MCF to an average of $2.57/MCF for the quarter.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 36 percent in the second quarter of 1999 compared to the second quarter of 1998 while total production costs decreased 8 percent, relating to the property sales in 1998 and 1999.

      Associated depreciation expense decreased 37 percent or $9,988 in 1999 compared to second quarter 1998, also related to the decline in production volumes.

Six Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $41,575 or 29 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 25 percent and 35 percent, respectively, when compared to the same period in 1998. The partnership's sale of several properties in 1998 and the first six months of 1999 had an impact on the partnership's production decline. Oil prices increased 31 percent or $3.05/BBL to an average of $12.77/BBL and gas prices increased 7 percent or $.14/MCF to an average of $2.12/MCF for the current period.

      Corresponding production costs per equivalent MCF increased 21 percent in the first six months of 1999 compared to the corresponding period in 1998 while total production costs decreased 18 percent, relating to the property sales in 1998 and 1999.

      Associated depreciation expense decreased 35 percent or $20,386 in 1999 compared to the first six months of 1998, also related to the decline in production volumes.

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

Date:     August 4, 1999
          --------------                 ---------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1999      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ---------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer