Form 10-Q
period 2000-03-31
SWIFT ENERGY INCOME PARTNERS 1988-A LTD
filed 2000-05-12
CIK 837752

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------     ---------

                         Commission File Number 0-17723

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
             (Exact name of registrant as specified in its charter)

                  Texas                              76-0247812
       (State or other jurisdiction           (I.R.S. Employer of organization)
          Identification No.)

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

Yes  X      No
   ------     ------

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                               PAGE

      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 2000 and December 31, 1999                           3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999              4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999              5

            Notes to Financial Statements                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                         7

PART II.    OTHER INFORMATION                                                    9


SIGNATURES                                                                      10

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                                 BALANCE SHEETS

                                                                 March 31,           December 31,
                                                                   2000                  1999
                                                               --------------       ---------------
                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                 $      212,202       $       206,063
     Oil and gas sales receivable                                      56,879                55,575
                                                               --------------       ---------------
          Total Current Assets                                        269,081               261,638
                                                               --------------       ---------------

Gas Imbalance Receivable                                                8,678                 8,678
                                                               --------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                     9,663,785             9,655,372
Less-Accumulated depreciation, depletion
     and amortization                                              (9,039,569)           (9,017,303)
                                                               --------------       ---------------
                                                                      624,216               638,069
                                                               --------------       ---------------
                                                               $      901,975       $       908,385
                                                               ==============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                          $       13,798       $         9,467
                                                               --------------       ---------------
Deferred Revenues                                                      35,309                35,309

Limited Partners' Capital (107,396 Limited Partnership
                            Units; $100 per unit)                     850,618               862,873
General Partners' Capital                                               2,250                   736
                                                               --------------       ---------------
          Total Partners' Capital                                     852,868               863,609
                                                               --------------       ---------------
                                                               $      901,975       $       908,385
                                                               ==============       ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                     ----------------------------------
                                                          2000               1999
                                                     ---------------    ---------------
REVENUES:
     Oil and gas sales                               $       100,289    $        45,682
     Interest income                                           2,609              3,395
                                                     ---------------    ---------------
                                                             102,898             49,077
                                                     ---------------    ---------------


COSTS AND EXPENSES:

     Lease operating                                          18,050             20,010
     Production taxes                                          4,501              2,255
     Depreciation, depletion
          and amortization                                    22,266             20,977
     General and administrative                               24,956             28,773
                                                     ---------------    ---------------
                                                              69,773             72,015
                                                     ---------------    ---------------
NET INCOME (LOSS)                                    $        33,125    $       (22,938)
                                                     ===============    ===============


Limited Partners' net income (loss)
     per unit                                        $          0.26    $         (0.21)
                                                     ===============    ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          ------------------------------------
                                                                               2000                  1999
                                                                          ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                        $        33,125       $     (22,938)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                 22,266               20,977
          Change in gas imbalance receivable
               and deferred revenues                                                   --                 (423)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                 (1,304)             (39,378)
               Increase (decrease) in accounts payable                              4,331              (75,900)
                                                                          ---------------       --------------
          Net cash provided by (used in) operating activities                     58,418              (117,662)
                                                                          ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to oil and gas properties                                           (8,413)              (1,206)
     Proceeds from sales of oil and gas properties                                     --               38,031
                                                                          ---------------       --------------
          Net cash provided by (used in) investing activities                      (8,413)               36,825
                                                                          ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash Distributions to partners                                               (43,866)             (31,443)
                                                                          ---------------       --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                6,139             (112,280)
                                                                          ---------------       --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  206,063              337,782
                                                                          ---------------       --------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $       212,202       $      225,502
                                                                          ===============       ==============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

Liquidity and Capital Resources

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $58,418 and $(117,662) for the three months ended March 31, 2000 and 1999, respectively. Cash provided by property sales proceeds totaled $38,031 for the three months ended March 31, 1999 and 1998, respectively. Cash distributions totaled $43,866 and $31,443 for the three months ended March 31, 2000 and 1999, respectively.

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

Results of Operations

      Oil and gas sales increased $54,607 or 120 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 119 percent or $13.11/BBL to an average of $24.12/BBL and gas prices increased 89 percent or $1.56/MCF to an average of $3.32/MCF for the quarter. Current quarter production volumes increased 11 percent as oil production increased 60 percent and gas production declined 2 percent when compared to first quarter 1999 production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1988-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF decreased 9 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs remained flat.

      Associated depreciation expense increased 6 percent or $1,289 in 2000 compared to first quarter 1999.

      During 2000, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

                                           SWIFT ENERGY INCOME
                                           PARTNERS 1988-A, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     May 8, 2000           By:        /s/ John R. Alden
         ---------------
                                           ----------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 8, 2000           By:        /s/ Alton D. Heckaman, Jr.
         ---------------
                                           ----------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer